Form 10-K
period 2004-12-31
CSFB MORT SEC CORP COMM MORT PAS THR CERTS 2004 C3
filed 2005-03-30
CIK 1299482

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2004

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-116258-01


        CSFB Commercial Backed Securities
        Commercial Mortgage Pass-Through Certificates
        Series 2004-C3

     (Exact name of registrant as specified in its charter)


   New York                                         54-6636408
  (State or other jurisdiction of                   54-6636478
  incorporation or organization)                    54-6636479
                                                    (I.R.S. Employer
                                                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.


                                PART II

  Item 5. Market for registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2004, the total number of holders of record for the Series of Certificates is 39.


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.

            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.

  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities.


      a) Clarion Partners, LLC, as Special Servicer <F1>
      b) Midland Loan Services, Inc., as Master Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) Clarion Partners, LLC, as Special Servicer <F1>
      b) Midland Loan Services, Inc., as Master Servicer <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements.


      a) Clarion Partners, LLC, as Special Servicer <F1>
      b) Midland Loan Services, Inc., as Master Servicer <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    CSFB Commercial Backed Securities
    Commercial Mortgage Pass-Through Certificates
    Series 2004-C3
    (Registrant)


  Signed: Credit Suisse First Boston Mortgage Securities Corp.
          by Wells Fargo Bank, N.A. its Attorney in fact

  By:     Beth Belfield, Assistant Vice President

  By: /s/ Beth Belfield, Assistant Vice President

  Dated: March 30, 2005


  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.



  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  I, Anand Gajjar, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of CSFB Commercial Backed Securities Commercial Mortgage Pass-Through Certificates, Series 2004-C3 Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Pooling and Servicing or similar, agreement, for inclusion in these reports is included in these reports;

  4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

  5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Clarion Partners, LLC as Special Servicer, Midland Loan Services, Inc. as Master Servicer and Wells Fargo Bank, N.A. as Trustee.

     Date: March 30, 2005

     /s/ Anand Gajjar
     Signature

     Vice President
     Title


  EX-99.1 (a)
(logo) ERNST & YOUNG

Ernst & Young LLP
5 Times Square
New York, NY 10036-6530

Phone: (212) 773-3000
www.ey.com



Report of Independent Certified Public Accountants

To Clarion Partners, LLC

We have examined management's assertion, included in the accompanying report titled Report of Management, that Clarion Partners, LLC (the "Company") complied with the servicing standards identified in Exhibit A to the Report of Management (the "specified minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2004. Management is responsible for the Company's compliance with those specified minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the specified minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned specified minimum servicing standards as of and for the year ended December 31, 2004, is fairly stated in all material respects.


/s/ Ernst & Young LLP


March 14, 2005



A Member Practice of Ernst & Young Global




Exhibit A


Specified Minimum Servicing Standards

Minimum Servicing Standards Applicable to
Clarion Partners, LLC as Special Servicer



                                                                       Not
Minimum Servicing Standards                            Applicable   Applicable

I. Custodial Bank Accounts

   1. Reconciliations shall be prepared on a
      monthly basis for all custodial bank accounts         X
      and related bank clearing accounts.

   2. Funds of the servicing entity shall be advanced
      in cases where there is an overdraft in an                         X
      investor's or a mortgagor's account.

   3. Each custodial account shall be maintained at a
      federally insured depository institution in trust     X
      for the applicable investor.

   4. Escrow funds held in trust for a mortgagor shall
      be returned to the mortgagor with thirty (30)                      X
      calendar days of payoff of the mortgage loan.

II. Mortgage Payments

   1. Mortgage payments shall be deposited into the
      custodial bank accounts and related bank clearing                  X
      accounts within two business days of receipt.

   2. Mortgage payments made in accordance with the
      mortgagor's loan documents shall be posted to the
      applicable mortgagor records within two business                   X
      days of receipt.

   3. Mortgage payments shall be allocated to principal,
      interest, insurance, taxes or other escrow items       X
      in accordance with the mortgagor's loan documents.

   4. Mortgage payments identified as loan payoffs shall
      be allocated in accordance with the mortgagor's                    X
      loan documents.

III. Disbursements

   1. Disbursements made via wire transfer on behalf of
      a mortgagor or investor shall be made only by          X
      authorized personnel.

   2. Disbursements made on behalf of mortgagor or
      investor shall be posted within two business days
      to the mortgagor's or investor's records maintained                X
      by the servicing entity.

   3. Tax and insurance payments shall be made on or
      before the penalty or insurance policy expiration
      dates, as indicated on tax bills and insurance
      premium notices, respectively, provided that such      X
      support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

   4. Any late payment penalties paid in conjunction
      with the payment of any tax bill or insurance
      premium notice shall be paid from the servicing
      entity's funds and not charged to the mortgagor,       X
      unless the late payment was due to the mortgagor's error or omission.

   5. Amounts remitted to investors per the servicer's
      investor reports shall agree with canceled checks,
      or other form of payment, or custodial bank                        X
      statements.

   6. Unused checks shall be safeguarded so as to
      prevent unauthorized access.                                       X

IV. Investor Accounting and Reporting

   1. The servicing entity's investor reports shall agree
      with or reconcile to investors' records on a
      monthly basis as to the total unpaid principal                     X
      balance and number of loans serviced by the servicing entity.

V. Mortgagor Loan Accounting

   1. The servicing entity's mortgage loan records shall
      agree with, or reconcile to, the records of
      mortgagors with respect to the unpaid principal                    X
      balance on a monthly basis.

   2. Adjustments on ARM loans shall be computed
      based on the related mortgage note and any ARM                     X
      rider.

   3. Escrow accounts shall be analyzed, in accordance
      with the mortgagor's loan documents, on at least        X
      an annual basis.

   4. Interest on escrow accounts shall be paid, or
      credited, to mortgagors in accordance with the
      applicable state laws. (A compilation of state laws
      relating to the payment of interest on escrow                       X
      accounts may be obtained through the MBA's
      FAX ON DEMAND service. For more information, contact MBA.

VI. Delinquencies

   1. Records documenting collection efforts shall be
      maintained during the period a loan is in default
      and shall be updated at least monthly. Such records
      shall describe the entity's activities in
      monitoring delinquent loans including, for example,     X
      phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. Insurance Policies

   1. A fidelity bond and errors and omissions policy
      shall be in effect on the servicing entity
      throughout the reporting period in the amount of        X
      coverage represented to investors in management's assertion.





  EX-99.1 (b)
(logo)Deloitte

Deloitte & Touche LLP
Suite 400
1010 Grand Boulevard
Kansas City, MO 64106-2232
USA
Tel: +1 816 474 6180
www.deloitte.com


INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors
The PNC Financial Services Group, Inc.


We have examined management's assertion that Midland Loan Services, Inc. (MLS), an indirect wholly-owned subsidiary of The PNC Financial Services Group, Inc., has complied as of and for the year ended December 31, 2004 with its established minimum servicing standards described in the accompanying report titled Management's Assertion dated February 15, 2005. Management is responsible for MLS's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about MLS's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about MLS's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on MLS's compliance with its minimum servicing standards.


In our opinion, management's assertion that MLS complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects, based on the criteria set forth in Appendix I.



/s/ Deloitte & Touche LLP

February 15, 2005





Member of
Deloitte Touche Tohmatsu




MIDLAND LOAN SERVICES


APPENDIX I MLS's MINIMUM SERVICING STANDARDS


I. CUSTODIAL BANK ACCOUNTS

   1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

      * be mathematically accurate;
      * be prepared within forty-five (45) calendar days after the cutoff date;
      * be reviewed and approved by someone other than the person who prepared the reconciliation; and
      * document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

   2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

   3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

   4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. MORTGAGE PAYMENTS

    1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

    2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

    3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

    4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

     1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

     2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

     3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

     4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

     5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

     6. Unused checks shall be safeguarded so as to prevent unauthorized access.

IV. INVESTOR ACCOUNTING AND REPORTING

    1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.  MORTGAGOR LOAN ACCOUNTING

    1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

    2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

    3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

VI. INSURANCE POLICIES

    1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.2 (a)
(logo) ING
REAL ESTATE
INVESTMENT MANAGEMENT


Management's Assertion on Compliance with the Specified Minimum Servicing Standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP)

Report of Management


We as members of management of Clarion Partners, LLC (the "Company") are responsible for complying with the servicing standards identified in the attached Exhibit A (the "specified minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these specified minimum servicing standards. We have performed an evaluation of the Company's compliance with the specified minimum servicing standards as of and for the year ended December 31, 2004. Based on this evaluation, we assert that for the year ended December 31, 2004, the Company complied, in all material respects, with the specified minimum servicing standards. As of and for the year ended
December 31, 2004, the Company had in effect fidelity bond coverage in the amount of $10,000,000 and an errors and omissions policy in the amount of $25,000,000.


Very truly yours,


/s/ Bruce G. Morrison
Mr. Bruce G. Morrison
Managing Director


March 14, 2005



ING CLARION
230 Park Avenue, New York, NY 10169
T 212.883.2517 F 212.883.2817
E bruce.morrison@ingclarion.com
www.ingclarlon.com



Exhibit A


Specified Minimum Servicing Standards

Minimum Servicing Standards Applicable to
Clarion Partners, LLC as Special Servicer



                                                                       Not
Minimum Servicing Standards                            Applicable   Applicable

I. Custodial Bank Accounts

   1. Reconciliations shall be prepared on a
      monthly basis for all custodial bank accounts         X
      and related bank clearing accounts.

   2. Funds of the servicing entity shall be advanced
      in cases where there is an overdraft in an                         X
      investor's or a mortgagor's account.

   3. Each custodial account shall be maintained at a
      federally insured depository institution in trust     X
      for the applicable investor.

   4. Escrow funds held in trust for a mortgagor shall
      be returned to the mortgagor with thirty (30)                      X
      calendar days of payoff of the mortgage loan.

II. Mortgage Payments

   1. Mortgage payments shall be deposited into the
      custodial bank accounts and related bank clearing                  X
      accounts within two business days of receipt.

   2. Mortgage payments made in accordance with the
      mortgagor's loan documents shall be posted to the
      applicable mortgagor records within two business                   X
      days of receipt.

   3. Mortgage payments shall be allocated to principal,
      interest, insurance, taxes or other escrow items       X
      in accordance with the mortgagor's loan documents.

   4. Mortgage payments identified as loan payoffs shall
      be allocated in accordance with the mortgagor's                    X
      loan documents.

III. Disbursements

   1. Disbursements made via wire transfer on behalf of
      a mortgagor or investor shall be made only by          X
      authorized personnel.

   2. Disbursements made on behalf of mortgagor or
      investor shall be posted within two business days
      to the mortgagor's or investor's records maintained                X
      by the servicing entity.

  3. Tax and insurance payments shall be made on or
     before the penalty or insurance policy expiration
     dates, as indicated on tax bills and insurance
     premium notices, respectively, provided that such       X
     support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

  4. Any late payment penalties paid in conjunction
     with the payment of any tax bill or insurance
     premium notice shall be paid from the servicing
     entity's funds and not charged to the mortgagor,        X
     unless the late payment was due to the mortgagor's error or omission.

  5. Amounts remitted to investors per the servicer's
     investor reports shall agree with canceled checks,
     or other form of payment, or custodial bank                          X
     statements.

  6. Unused checks shall be safeguarded so as to
     prevent unauthorized access.                                         X

IV. Investor Accounting and Reporting

  1. The servicing entity's investor reports shall agree
     with or reconcile to investors' records on a
     monthly basis as to the total unpaid principal                       X
     balance and number of loans serviced by the servicing entity.

V. Mortgagor Loan Accounting

  1. The servicing entity's mortgage loan records shall
     agree with, or reconcile to, the records of
     mortgagors with respect to the unpaid principal                      X
     balance on a monthly basis.

  2. Adjustments on ARM loans shall be computed
     based on the related mortgage note and any ARM                       X
     rider.

   3. Escrow accounts shall be analyzed, in accordance
      with the mortgagor's loan documents, on at least        X
      an annual basis.

   4. Interest on escrow accounts shall be paid, or
      credited, to mortgagors in accordance with the
      applicable state laws. (A compilation of state laws
      relating to the payment of interest on escrow                       X
      accounts may be obtained through the MBA's
      FAX ON DEMAND service. For more information, contact MBA.

VI. Delinquencies

   1. Records documenting collection efforts shall be
      maintained during the period a loan is in default
      and shall be updated at least monthly. Such records
      shall describe the entity's activities in
      monitoring delinquent loans including, for example,     X
      phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. Insurance Policies

   1. A fidelity bond and errors and omissions policy
      shall be in effect on the servicing entity
      throughout the reporting period in the amount of        X
      coverage represented to investors in management's assertion.





  EX-99.2 (b)
(logo) MIDLANDLOANSERVICES



Management's Assertion


As of and for the year ended December 31, 2004, Midland Loan Services, Inc.
(MLS), an indirect wholly-owned subsidiary of The PNC Financial Services Group, Inc. (PNC), has complied, in all material respects, with MLS's established minimum servicing standards for commercial loans and multifamily servicing as set forth in Appendix I (the "Standards"). The standards are based on the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, modified to address the unique characteristics of commercial loans and multifamily servicing.

As of and for this same period, MLS was covered by PNC's fidelity bond in the amount of $200,000,000 and an errors and omissions policy in an amount of at least $25,000,000.



MIDLAND LOAN SERVICES, INC.



/s/ Douglas D. Danforth
Douglas D. Danforth
CEO/President

/s/ Steven W. Smith
Steven W. Smith
COO/Executive
Vice President

/s/ Dave Bodi
Dave Bodi
COO/Executive
Vice President


February 15, 2005




A Member of the PNC Financial Services Group
10851 Mastin P.O. Box 25965 Shawnee Mission Kansas 66225-5965 www.midlandls.com 913 253 9000 T 913 253 9709 F




MIDLAND LOAN SERVICES


APPENDIX I MLS's MINIMUM SERVICING STANDARDS


I. CUSTODIAL BANK ACCOUNTS

   1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

      * be mathematically accurate;
      * be prepared within forty-five (45) calendar days after the cutoff date;
      * be reviewed and approved by someone other than the person who prepared the reconciliation; and
      * document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

   2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

   3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

   4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. MORTGAGE PAYMENTS

    1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

    2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

    3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

    4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

     1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

     2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

     3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

     4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

     5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

     6. Unused checks shall be safeguarded so as to prevent unauthorized access.

IV. INVESTOR ACCOUNTING AND REPORTING

    1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.  MORTGAGOR LOAN ACCOUNTING

    1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

    2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

    3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

VI. INSURANCE POLICIES

    1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.3 (a)
(logo) ING
REAL ESTATE
INVESTMENT MANAGEMENT


March 14, 2005


Wells Fargo Bank, N.A.
Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
Attn: CMBS Trust Group - CSFB 2004-C3

Midland Loan Services, Inc.
P.O. Box 25965
Shawnee Mission, KS 66225-5965
Attn: President

Fitch, Inc.
One State Street Plaza, 31st Floor
New York, NY 10004
Attn: Commercial Mortgage Surveillance

Credit Suisse First Boston Mortgage Corp.
Eleven Madison Avenue
New York, NY 10010
Attn: Edmund Taylor
cc:   Pamela McCormack, Esq.

Clarion Capital, LLC
230 Park Avenue 12th Floor
New York, NY 10169
Attn: Stephen Baines

Moody's Investor Service Inc.
99 Church Street
New York, NY 10007
Attn: CMBS Monitoring Department

Re: Credit Suisse First Boston Commercial Mortgage Pass-Through Certificates
    Series 2004-C3

Dear Sir or Madam:

This Officer's Certificate is provided to you by Clarion Partners, LLC ("Clarion") pursuant to Section 3.13 of that certain Pooling and Servicing Agreement ("PSA") dated as of August 1, 2004 relative to the above referenced securitization for which Clarion acts as Special Servicer. Capitalized terms used herein shall bear the meaning ascribed to them in the PSA unless otherwise defined in this letter.

The undersigned officer, on behalf of Clarion, hereby informs you that (i) a review of the activities of the Special Servicer and of its performance under this Agreement, has been made under such officer's supervision, (ii) to the best of such officer's knowledge, the Special Servicer has fulfilled all of its obligations under this Agreement in all material respects throughout such preceding calendar year or portion thereof or, if there has been a default in the fulfillment of any such obligation, it has been noted herein, and (iii) the Special Servicer has received no notice regarding the qualification, or challenging the status, of any Trust REMIC as a REMIC from the IRS or any other governmental agency or body.


Sincerely,

Clarion Partners, LLC
a New York limited liability company,
its authorized agent

By: /s/ Bruce G. Morrison
Bruce G. Morrison
Authorized Signatory




ING CLARION
230 Park Avenue, New York, NY 10169
T 212.883.2517 F 212.883.2817
E bruce.morrison@ingclarion.com
www.ingclarion.com





  EX-99.3 (b)
(logo) MIDLANDLOANSERVICES

March 8, 2005

(410) 884-2194

Ms. Jennifer Richardson
Wells Fargo Bank, N.A.
Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD
USA 21045-1951


Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2004-C3
Pooling and Servicing Agreement

OFFICER'S CERTIFICATE

Pursuant to the requirements of that certain Pooling and Servicing Agreement governing the referenced Trust (the "PSA"), it is hereby certified that (i) the undersigned has completed a review of the servicer's performance of its obligations under the PSA for the preceding calendar year; (ii) to the best of the undersigned's knowledge on the basis of that review the servicer has fulfilled all of its obligations under the PSA throughout such period in all material respects; (iii) to the best of the undersigned's knowledge, the subservicer, of the servicer under the PSA, if any, has fulfilled its obligations under its sub-servicing agreement in all material respects; and, (iv) no notice has been received from any governmental agency or body which would indicate a challenge or question as to the status of the Trust's qualification as a REMIC under the U.S. Code.

/s/ Steven W. Smith
Steven W. Smith
Executive Vice President

3/8/05
Date

A member of The PNC Financial Services Group
10851 Mastin Suite 300 Overland Park Kansas 66210 www.midlandls.com





  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A-1                               70,294.23          2,904,863.80                 0.00               7,095,136.20
   A-1-A                          5,498,677.50          1,062,454.10                 0.00             337,081,545.90
   A-2                              797,286.80                  0.00                 0.00              61,126,000.00
   A-3                            3,002,824.68                  0.00                 0.00             209,402,000.00
   A-4                            1,658,695.12                  0.00                 0.00             102,918,000.00
   A-5                           11,836,151.88                  0.00                 0.00             694,474,000.00
   A-SP                           3,904,210.34                  0.00                 0.00           1,509,166,000.00
   A-X                              437,489.47                  0.00                 0.00           1,635,470,166.10
   B                                782,057.12                  0.00                 0.00              45,084,000.00
   C                                250,702.80                  0.00                 0.00              14,345,000.00
   D                                508,004.28                  0.00                 0.00              28,690,000.00
   E                                295,711.16                  0.00                 0.00              16,395,000.00
   F                                381,101.48                  0.00                 0.00              20,493,000.00
   G                                302,196.08                  0.00                 0.00              16,394,000.00
   H                                428,007.83                  0.00                 0.00              22,542,000.00
   J                                130,703.44                  0.00                 0.00               8,198,000.00
   K                                 98,003.68                  0.00                 0.00               6,147,000.00
   L                                130,703.44                  0.00                 0.00               8,198,000.00
   M                                 98,019.60                  0.00                 0.00               6,148,000.00
   N                                 98,003.68                  0.00                 0.00               6,147,000.00
   O                                 32,683.84                  0.00                 0.00               2,050,000.00
   P                                359,314.86                  0.00                 0.00              22,542,484.00
   R-1                                    0.00                  0.00                 0.00                       0.00
   R-2                                    0.00                  0.00                 0.00                       0.00